Form 10-K/A
period 2001-12-31
COMMERCIAL MORTGAGE PASS THROUGH CERT SERIES 2001-IQ
filed 2002-12-18
CIK 1160540

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-59060-04

         Morgan Stanley Dean Witter Capital I Inc.
         Commercial Mortgage Pass Through Certificates
         Series 2001-IQ1
         (Exact name of registrant as specified in its charter)



   New York                                        52-2338590
  (State or other jurisdiction of                  52-2338591
  incorporation or organization)                   52-2338592
                                                   (I.R.S. Employer
                                                   Identification No.)


   Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 2002 on behalf of Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass Through Certificates, Series 2001-IQ1 established pursuant to the Pooling and Servicing Agreement among Morgan Stanley Dean Witter Capital I Inc. as Depositor, CapMark Services, L.P. as Master Servicer, GMAC Commercial Mortgage Corporation as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee, Paying Agent and Certificate Registrar pursuant to which Morgan Stanley Dean Witter Capital I Inc., Commercial Mortgage Pass Through Certificates, Series 2001-IQ1 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) CapMark Services, L.P., as Master Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) CapMark Services, L.P., as Master Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


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

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


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



    Morgan Stanley Dean Witter Capital I Inc.
    Commercial Mortgage Pass Through Certificates
    Series 2001-IQ1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Paying Agent

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass Through Certificates Series 2001-IQ1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]



  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) CapMark Services, L.P., as Master Servicer <F1>
     b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) CapMark Services, L.P., as Master Servicer <F1>
     b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


Ex 99.1 (a)
KPMG     (logo)

303 Peachtree Street, N,E.
Suite 2000
Atlanta, GA 30308

Independent Accountants' Report

The Board of Directors
CapMark Services, L.P.:

We have examined the accompanying management's assertion that CapMark
Services, L.P. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, to the extent such standards were applicable to the commercial and multifamily servicing performed by the Company, as of and for the year ended December 31, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.


February 8, 2002

Ex 99.1 (b)
PricewaterhouseCoopers LLP (LOGO)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corp.

We have examined management's assertion, dated March 13, 2002, about GMAC Commercial Mortgage Corp. and its subsidiaries' (the "Company") compliance with its established minimum master servicing standards ("Master Servicing Policy") as of and for the year ended December 31, 2001 included in the accompanying management assertion (Exhibit 1). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2001 is fairly stated, in all material respects.



March 13, 2002


Ex 99.2 (a)
CapMark Services

Management Assertion

As of and for the year ended December 31, 2001, CapMark Services, L.P. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, CapMark Services, L.P. had in effect a fidelity bond and errors and omissions policy in the amount of $100,000,000.

Sean D. Reilly
Principal
Operations

February 8, 2002

Ex 99.2 (b)
GMAC Commercial Holding Corp.
200 Witmer Road
Horsham PA 19044
Tel. 215-328-4822
Fax  215-328-1316

GMAC Commercial Holding Corp. (LOGO)

Management's Assertion Concerning Compliance with Minimum Master Servicing Standards

March 13,2002

As of and for the year ended December 31, 2001, GMAC Commercial Mortgage Corp., and its subsidiaries, have complied in all material respects with the master servicing standards set forth in the Company's master servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

The Company, as master servicer, performs certain functions with respect to servicing loans, however, the direct loan servicing functions are performed by various subservicers. For those loans included in the Pooling and Servicing Agreements listed in the attached Exhibit A, the Company has complied with their Master Servicing Standards enumerated below, as of and for the year ended December 31, 2001.

David E. Creamer, President and CEO

Wayne D. Hoch, Executive Vice President and CFO



Michael Lipson,
Executive Vice President


Ex 99.3 (a)
CapMark Services

March 27, 2002

VIA UPS OVERNIGHT

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, Maryland 21044
Attention: Corporate Trust Services

Re: Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage
    Pass-Through Certificates, Series 2001-IQ

Ladies & Gentlemen:

Reference is made to the Pooling and Servicing Agreement (the "PSA") dated as of October 1, 2001, among Morgan Stanley Dean Witter Capital I Inc., as Depositor, CapMark Services, L.P., ("CapMark") as Master Servicer, GMAC Commercial Mortgage Corporation, as Special Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee, Paying Agent and Certificate Registrar, entered into in connection with Morgan Stanley Dean Witter Capital I, Inc. Commercial Mortgage Pass-Through Certificates, Series 2001-IQ.

As a Principal of CapMark, I have delegated to specified officers ("Officers") the responsibility for reviewing and monitoring the activities of CapMark, and of our performance under the PSA.

Accordingly, pursuant to Section 8.12 of the PSA and in accordance with certifications made to me by each of the Officers, CapMark certifies the following:

(1) A review of the activities of CapMark for the period from October 1, 2001 to December 31, 2001, and of its performance under this PSA has been made under the supervision of the Officers, who have in turn been under my supervision; and

(2) To the best of my knowledge and the Officers' knowledge, based on such review, CapMark has fulfilled its obligations as Master Servicer in all material respects under the PSA throughout the period from October 1, 2001 to December 31, 2001.

Please refer to the enclosed independent accountants' report dated February 8, 2002 delivered pursuant to Section 8.13 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.


Wells Fargo Bank Minnesota, N.A.
March 27, 2002
Page 2

We have also included a copy of our current Servicing Officers' List for your files.

Very truly yours,

Sean D. Reilly Principal
CapMark Semces, L.P.

Enclosures

cc:     Morgan Stanley Dean Witter Capital I Inc.
        1585 Broadway, 3rd Floor
        New York, New York 10036
        Attention: Mr. Andrew Berman

        Morgan Stanley Dean Witter Capital I Inc,
        1585 Broadway, 3rd Floor
        New York, New York 10036
        Attention: General Counsel

        GMAC Commercial Mortgage Corporation
        550 California Street, 12th Floor
        San Francisco, California 94104
        Attention: Mr. Henry Bieber

        GMAC Commercial Mortgage Corporation
        550 California Street, l2th Floor
        San Francisco, California 94104
        Attention: General Counsel

        GMAC Institutional Advisors
        550 California Street, 12th Floor
        San Francisco, California 94104
        Attention: Ms. Shari Figi

        Fitch, Inc.
        One State Street Plaza
        31st Floor
        New York, New York 10004
        Attention: CMBS Surveillance

Wells Fargo Bank Minnesota, N.A.
March 27, 2002 Page 3

cc:     Moody's Investors Service, Inc.
        99 Church Street
        New York, New York 10007
        Attention- CMBS Surveillance

        CapMark Services, L.P.
        245 Peachtree Center Avenue
        Suite 1800
        Atlanta, Georgia 30303
        Attention.- Mr. Kevin Lawley

Ex 99.3 (b)
GMAC Commercial Mortgage (LOGO)
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax 415-391-2949

Morgan Stanley Dean Witter Capital I, Inc.
Series 2001-1Q
Annual Officer's Certificate as to Compliance
For Period of October 17, 2001 through December 31, 2001

Pursuant to section 9.18 of the Pooling and Servicing Agreement, I attest that:

(a) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(b) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled all its obligations under this Agreement in all material respects throughout the period. However, during the period of October 17, 2001 through December 31, 2001, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

Henry Bieber
Vice President, GMAC Commercial Mortgage Corporation

2/26/02
Date: